Form 10-K
period 2020-12-31
BENCHMARK 2020-B19 MORTGAGE TRUST
filed 2021-03-31
CIK 1821946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-228597-07

(Commission File Number of issuing entity)

0001821946

(Central Index Key Number of issuing entity)

Benchmark 2020-B19 Mortgage Trust

(Exact name of issuing entity as specified in its charter)

333-228597

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

German American Capital Corporation

(Central Index Key Number: 0001541294)

JPMorgan Chase Bank, National Association

(Central Index Key Number: 0000835271)

(Exact name of sponsor as specified in its charter)

30-6682001
New York	30-6682002
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5693

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes      ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes      ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the pool assets for Benchmark 2020-B19 Mortgage Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association, as custodian under (i) the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced, (ii) the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan, and the 280 North Bernardo mortgage loan are serviced, (iii) the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced, (iv) the MOFT 2020-ABC TSA pursuant to which the Moffett Towers – Buildings A, B & C mortgage loan is serviced, (v) the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced, (vi) the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced, (vii) the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced and (viii) the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that

Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on September 30, 2020 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)	Not Applicable
(2)	Not Applicable
(3)	Exhibits listed below are either included or incorporated by reference as indicated below:
Exhibit Number	Description
4.1

Pooling and Servicing Agreement, dated as of September 1, 2020 (the “Benchmark 2020-B19 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).

4.2

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “Benchmark 2020-IG3 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian, and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein)[1].

[1]

The BX Industrial Portfolio mortgage loan, which represented approximately 7.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The BX Industrial Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2020-IG3 PSA.

4.3

Trust and Servicing Agreement, dated as of May 5, 2020 (the “BX 2020-VIVA TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein)[2].

4.4

Pooling and Servicing Agreement, dated as of July 1, 2020 (the “Benchmark 2020-B18 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein)[3].

4.5

Trust and Servicing Agreement, dated as of August 6, 2020 (the “MOFT 2020-B6 TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer and special servicer, and  Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian, and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).[4]

4.6

Trust and Servicing Agreement, dated as of February 26, 2020 (the “MOFT 2020-ABC TSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).[5]

[2]

MGM Grand & Mandalay Bay mortgage loan, which represented approximately 7.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The MGM Grand & Mandalay Bay mortgage loan and each of the related companion loan(s) are serviced pursuant to the BX 2020-VIVA TSA.

[3]

The Agellan Portfolio mortgage loan, which represented approximately 5.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 420 Taylor Street mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Brass Professional Center mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 280 North Bernardo mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan, the 280 North Bernardo mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2020-B18 PSA.

[4]

The Moffett Place – Building 6 mortgage loan, which represented approximately 5.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Moffett Place – Building 6 mortgage loan and the related companion loan(s) are serviced pursuant to the MOFT 2020-B6 TSA.

[5]

The Moffett Towers Buildings A, B & C mortgage loan, which represented approximately 4.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Moffett Towers Buildings A, B & C mortgage loan and the related companion loan(s) are serviced pursuant to the MOFT 2020-ABC TSA.

4.7

Trust and Servicing Agreement, dated as of December 20, 2019 (the “BWAY 2019-1633 TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).[6]

4.8

Pooling and Servicing Agreement, dated as of June 1, 2020 (the “JPMDB 2020-COR7 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).[7]

4.9

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “COMM 2019-GC44 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).[8]

4.10

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “GSMS 2020-GC47 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).[9]

31	Rule 15d-14(d) Certification

[6]

The 1633 Broadway mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1633 Broadway mortgage loan and the related companion loan(s) are serviced pursuant to the BWAY 2019-1633 TSA.

[7]

The 675 Creekside Way mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 675 Creekside Way mortgage loan and the related companion loan(s) are serviced pursuant to the JPMDB 2020-COR7 PSA.

[8]

The Shoppes at Blackstone Valley mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Shoppes at Blackstone Valley mortgage loan and each of the related companion loan(s) are serviced pursuant to the COMM 2019-GC44 PSA.

[9]

The 711 Fifth Avenue mortgage loan, which represented approximately 0.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 711 Fifth Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the GSMS 2020-GC47 PSA.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[10]
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer
33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor
33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
33.6

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.4)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.5)

[10]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management, as special servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, are not included in this report on Form 10-K because CWCapital Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2020-IG3 PSA, the Benchmark 2020-B18 PSA, the MOFT 2020-B6 TSA, the MOFT 2020-ABC TSA, the BWAY 2019-1633 TSA, the JPMDB 2020-COR7 PSA,  the COMM 2019-GC44 PSA and the GSMS 2020-GC47 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.1)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.1)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.8)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.8)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.8)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.9)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.10)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.3)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.8)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.3)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.8)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.1)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.2)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.15)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.8)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.20)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.9)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.15)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.8)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.22)

33.41

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.23)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer
34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor
34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.4)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.5)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.1)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.1)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.8)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.8)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.8)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.9)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.10)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.3)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.8)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.3)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.8)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.1)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.2)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.15)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.8)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.20)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.9)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.15)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.8)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.22)

34.41

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.23)

35	Servicer compliance statements.[11]

[11]

This annual report on Form 10-K does not include the servicer compliance statement of (i) CWCapital Asset Management, as special servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, (ii) Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced and (iii) Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced, because each of CWCapital Asset Management LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2020-IG3 PSA, the Benchmark 2020-B18 PSA, the MOFT 2020-B6 TSA, the MOFT 2020-ABC TSA, the BWAY 2019-1633 TSA, the JPMDB 2020-COR7 PSA, the COMM 2019-GC44 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A as certificate administrator under the BX 2020-VIVA TSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator
35.4

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.5

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.6	Servicer compliance statement, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced
35.7	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 35.1)

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 35.1)

35.10	Servicer compliance statement, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 35.6)
35.11

Servicer compliance statement, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 35.6)

35.12	Servicer compliance statement, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 35.6)
35.13	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

35.14

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 35.1)

35.15

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 35.1)

35.16

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 35.1)

35.17

Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 35.2)

35.18	Servicer compliance statement, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 35.6)

99.1

Mortgage Loan Purchase Agreement, dated as of September 1, 2020, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated as of September 1, 2020, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated as of September 1, 2020, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).

99.4

Mortgage Loan Purchase Agreement, dated as of September 1, 2020, between JPMorgan Chase Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which JPMorgan Chase Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.
(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President