Form 10-K
period 2021-12-31
BENCHMARK 2020-B19 MORTGAGE TRUST
filed 2022-03-30
CIK 1821946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

0

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”), (i) as custodian and trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced, (ii) as custodian and trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan, and the 280 North Bernardo mortgage loan are serviced, (iii) as custodian and trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced, (iv) as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers – Buildings A, B & C mortgage loan is serviced, (v) as custodian and trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced, (vi) as custodian and trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced, (vii) as custodian and trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced and (viii) as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 15. Exhibits and Financial Statement Schedules.

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

[2]

The MGM Grand & Mandalay Bay mortgage loan, which represented approximately 7.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The MGM Grand & Mandalay Bay mortgage loan and each of the related companion loan(s) are serviced pursuant to the BX 2020-VIVA TSA.

[3]

The Agellan Portfolio mortgage loan, which represented approximately 5.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 420 Taylor Street mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Brass Professional Center mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 280 North Bernardo mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan, the 280 North Bernardo mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2020-B18 PSA. Effective as of July 14, 2021, Midland Loan Services, a Division of PNC Bank was terminated as the general special servicer under the Benchmark 2020-B18 PSA and LNR Partners, LLC has been appointed to act as successor general special servicer under the Benchmark 2020-B18 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 14, 2021 under Commission File No. 333-228597-07.

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

[10]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management, as special servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, are not included in this report on Form 10-K because CWCapital Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2020-IG3 PSA, the Benchmark 2020-B18 PSA, the MOFT 2020-B6 TSA, the MOFT 2020-ABC TSA, the BWAY 2019-1633 TSA, the JPMDB 2020-COR7 PSA,  the COMM 2019-GC44 PSA and the GSMS 2020-GC47 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.  This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the BX 2020-VIVA TSA, because the Wilmington Trust, National Association did not make, and was not required to make, an advance under the BX 2020-VIVA TSA during the year ended December 31, 2021 and, pursuant to the terms of the BX 2020-VIVA TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which the trustee has not made, and is not required to make, an advance.

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
33.6

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.8a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.8b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.4)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.5)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.1)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.1)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer under the Benchmark 2020-B18 PSA pursuant to which the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

33.16a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.8a)

33.16b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.8b)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.8a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.8b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.21a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.8a)

33.21b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.8b)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.9)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.10)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.3)

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.8a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.8b)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.3)

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.8a)

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.8b)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.1)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.2)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.15)

33.34a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.8a)

33.34b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.8b)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.20)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.9)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.15)

33.38a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.8a)

33.38b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.8b)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.22)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2020-B19 PSA
33.41a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.41b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.42a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.41a)

33.42b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.41b)

33.43a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.41a)

33.43b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.41b)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.40)

33.45a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.41a)

33.45b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.41b)

33.46a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.41a)

33.46b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.41b)

33.47a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.41a)

33.47b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.41b)

33.48

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.40)

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
34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.8a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.8b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.4)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.5)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.1)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.1)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2020-B18 PSA pursuant to which the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

34.16a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.8a)

34.16b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.8b)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.8a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.8b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.21a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.8a)

34.21b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.8b)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.9)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.10)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.3)

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.8a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.8b)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.3)

34.30a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.8a)

34.30b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.8b)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.1)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.2)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.15)

34.34a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.8a)

34.34b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.8b)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.20)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.9)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.15)

34.38a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.8a)

34.38b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.8b)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.22)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2020-B19 PSA
34.41a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.41b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.42a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.41a)

34.42b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.41b)

34.43a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.41a)

34.43b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.41b)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.40)

34.45a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.41a)

34.45b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.41b)

34.46a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.41a)

34.46b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.41b)

34.47a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.41a)

34.47b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.41b)

34.48

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.40)

35	Servicer compliance statements.[11]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator
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

[11]

This annual report on Form 10-K does not include the servicer compliance statement of (i) LNR Partners, LLC, as general special servicer on and after July 14, 2021 under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced, (ii) CWCapital Asset Management, as special servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, (iii) Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced and (iv) Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced, because each of LNR Partners, LLC, CWCapital Asset Management LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2020-IG3 PSA, the Benchmark 2020-B18 PSA, the MOFT 2020-B6 TSA, the MOFT 2020-ABC TSA, the BWAY 2019-1633 TSA, the JPMDB 2020-COR7 PSA, the COMM 2019-GC44 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A as certificate administrator under the BX 2020-VIVA TSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

35.13	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 35.7)

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

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President