Form 10-K
period 2022-12-31
BENCHMARK 2020-B19 MORTGAGE TRUST
filed 2023-03-30
CIK 1821946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________

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

388 Greenwich Street Trading, 4th Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not Applicable

EXPLANATORY NOTES

1 The BX Industrial Portfolio mortgage loan, which represented approximately 7.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The BX Industrial Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2020-IG3 PSA.

2 The MGM Grand & Mandalay Bay mortgage loan, which represented approximately 7.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The MGM Grand & Mandalay Bay mortgage loan and each of the related companion loan(s) are serviced pursuant to the BX 2020-VIVA TSA.

3 The Agellan Portfolio mortgage loan, which represented approximately 5.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 420 Taylor Street mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Brass Professional Center mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 280 North Bernardo mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan, the 280 North Bernardo mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2020-B18 PSA. Effective as of July 14, 2021, Midland Loan Services, a Division of PNC Bank was terminated as the general special servicer under the Benchmark 2020-B18 PSA and LNR Partners, LLC has been appointed to act as successor general special servicer under the Benchmark 2020-B18 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 14, 2021 under Commission File No. 333-228597-07.

4 The Moffett Place – Building 6 mortgage loan, which represented approximately 5.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Moffett Place – Building 6 mortgage loan and the related companion loan(s) are serviced pursuant to the MOFT 2020-B6 TSA.

5 The Moffett Towers Buildings A, B & C mortgage loan, which represented approximately 4.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Moffett Towers Buildings A, B & C mortgage loan and the related companion loan(s) are serviced pursuant to the MOFT 2020-ABC TSA.

6 The 1633 Broadway mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1633 Broadway mortgage loan and the related companion loan(s) are serviced pursuant to the BWAY 2019-1633 TSA.

7 The 675 Creekside Way mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 675 Creekside Way mortgage loan and the related companion loan(s) are serviced pursuant to the JPMDB 2020-COR7 PSA.

8 The Shoppes at Blackstone Valley mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Shoppes at Blackstone Valley mortgage loan and each of the related companion loan(s) are serviced pursuant to the COMM 2019-GC44 PSA.

9 The 711 Fifth Avenue mortgage loan, which represented approximately 0.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 711 Fifth Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the GSMS 2020-GC47 PSA.

10 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management, as special servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, are not included in this report on Form

10-K because CWCapital Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2020-IG3 PSA, the Benchmark 2020-B18 PSA, the MOFT 2020-B6 TSA, the MOFT 2020-ABC TSA, the BWAY 2019-1633 TSA, the JPMDB 2020-COR7 PSA, the COMM 2019-GC44 PSA and the GSMS 2020-GC47 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the BX 2020-VIVA TSA, because the Wilmington Trust, National Association did not make, and was not required to make, an advance under the BX 2020-VIVA TSA during the year ended December 31, 2022 and, pursuant to the terms of the BX 2020-VIVA TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which the trustee has not made, and is not required to make, an advance.

11 This annual report on Form 10-K does not include the servicer compliance statement of (i) LNR Partners, LLC, as general special servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced, (ii) CWCapital Asset Management, as special servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, (iii) Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced and (iv) Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced, because each of LNR Partners, LLC, CWCapital Asset Management LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2020-IG3 PSA, the Benchmark 2020-B18 PSA, the MOFT 2020-B6 TSA, the MOFT 2020-ABC TSA, the BWAY 2019-1633 TSA, the JPMDB 2020-COR7 PSA, the COMM 2019-GC44 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A as certificate administrator under the BX 2020-VIVA TSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) discloses that a material instance of noncompliance occurred, as described below:

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

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

4.2

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “Benchmark 2020-IG3 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian, and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).[1] (see Explanatory Note #1)

4.3

Trust and Servicing Agreement, dated as of May 5, 2020 (the “BX 2020-VIVA TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of July 1, 2020 (the “Benchmark 2020-B18 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein) .(see Explanatory Note #3)

4.5

Trust and Servicing Agreement, dated as of August 6, 2020 (the “MOFT 2020-B6 TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian, and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #4)

4.6

Trust and Servicing Agreement, dated as of February 26, 2020 (the “MOFT 2020-ABC TSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #5)

4.7

Trust and Servicing Agreement, dated as of December 20, 2019 (the “BWAY 2019-1633 TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #6)

4.8

Pooling and Servicing Agreement, dated as of June 1, 2020 (the “JPMDB 2020-COR7 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #7)

4.9

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “COMM 2019-GC44 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #8)

4.10

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “GSMS 2020-GC47 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #9)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #10)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2020-B19 PSA

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.4)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.5)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.1)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer under the Benchmark 2020-B18 PSA pursuant to which the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

33.18a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.9a)

33.18b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.9b)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.10a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.10b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.11)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.11)

33.22a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9a)

33.22b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9b)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.10a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.10b)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.9a)

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.9b)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.6)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.11)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.12)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.3)

33.31a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.9a)

33.31b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.9b)

33.32a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.10a)

33.32b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.10b)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.3)

33.36a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.9a)

33.36b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.9b)

33.37a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.10a)

33.37b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.10b)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.1)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.2)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.17)

33.41a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.9a)

33.41b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.9b)

33.42a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.10a)

33.42b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.10b)

33.43

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.24)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.11)

33.45

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.17)

33.46a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.9a)

33.46b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.9b)

33.47

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.26)

33.48

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.6)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.4)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.5)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.1)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2020-B18 PSA pursuant to which the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

34.18a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.9a)

34.18b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.9b)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.10a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.10b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.11)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.11)

34.22a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9a)

34.22b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9b)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.10a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.10b)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.9a)

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.9b)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.6)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.11)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.12)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.3)

34.31a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.9a)

34.31b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.9b)

34.32a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.10a)

34.32b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.10b)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.3)

34.36a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.9a)

34.36b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.9b)

34.37a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.10a)

34.37b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.10b)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.1)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.2)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.17)

34.41a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.9a)

34.41b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.9b)

34.42a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.10a)

34.42b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.10b)

34.43

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.24)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.11)

34.45

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.17)

34.46a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.9a)

34.46b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.9b)

34.47

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.26)

34.48

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.6)

35	Servicer compliance statements. (see Explanatory Note #11)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

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

35.9	Servicer compliance statement, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 35.6)

35.10

Servicer compliance statement, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 35.6)

35.11	Servicer compliance statement, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 35.6)

35.12	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 35.7)

35.13

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

35.16

Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 35.2)

35.17	Servicer compliance statement, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 35.6)

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

Date: March 30, 2023

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President