Form 10-K
period 2023-12-31
BENCHMARK 2020-B19 MORTGAGE TRUST
filed 2024-03-29
CIK 1821946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

3 The Agellan Portfolio mortgage loan, which represented approximately 5.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 420 Taylor Street mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Brass Professional Center mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 280 North Bernardo mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan, the 280 North Bernardo mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2020-B18 PSA. Effective as of July 14, 2021, Midland Loan Services, a Division of PNC Bank was terminated as the special servicer (except with respect to the Agellan Portfolio whole loan) under the Benchmark 2020-B18 PSA and LNR Partners, LLC has been appointed to act as successor special servicer (except with respect to the Agellan Portfolio whole loan) under the Benchmark 2020-B18 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 14, 2021 under Commission File No. 333-228597-07.

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

10 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) LNR Partners, LLC, as special servicer for the 420 Tyalor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan under the Benchmark 2020-B18 PSA and (ii) CWCapital Asset Management, as special servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, are not included in this report on Form 10-K because each of LNR Partners, LLC and CWCapital Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2020-IG3 PSA, the Benchmark 2020-B18 PSA, the MOFT 2020-B6 TSA, the MOFT 2020-ABC TSA, the BWAY 2019-1633 TSA, the JPMDB 2020-COR7 PSA, the COMM 2019-GC44 PSA and the GSMS 2020-GC47 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

11 This annual report on Form 10-K does not include the servicer compliance statement of (i) LNR Partners, LLC, as special servicer for the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan under the Benchmark 2020-B18 PSA (ii) CWCapital Asset Management, as special servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, (iii) Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced and (iv) Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced, because each of LNR Partners, LLC, CWCapital Asset Management LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2020-IG3 PSA, the Benchmark 2020-B18 PSA, the MOFT 2020-B6 TSA, the MOFT 2020-ABC TSA, the BWAY 2019-1633 TSA, the JPMDB 2020-COR7 PSA, the COMM 2019-GC44 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A as certificate administrator under the BX 2020-VIVA TSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells

Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.2

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “Benchmark 2020-IG3 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian, and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein).[1] (see Explanatory Note #1)

4.3

Trust and Servicing Agreement, dated as of May 5, 2020 (the “BX 2020-VIVA TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of July 1, 2020 (the “Benchmark 2020-B18 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association except with respect to the Agellan Portfolio whole loan), as a special servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Agellan Portfolio whole loan, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein) .(see Explanatory Note #3)

4.5

Trust and Servicing Agreement, dated as of August 6, 2020 (the “MOFT 2020-B6 TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian, and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #4)

4.6

Trust and Servicing Agreement, dated as of February 26, 2020 (the “MOFT 2020-ABC TSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #5)

4.7

Trust and Servicing Agreement, dated as of December 20, 2019 (the “BWAY 2019-1633 TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #6)

4.8

Pooling and Servicing Agreement, dated as of June 1, 2020 (the “JPMDB 2020-COR7 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #7)

4.9

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “COMM 2019-GC44 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #8)

4.10

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “GSMS 2020-GC47 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #9)

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

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.4)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.5)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.6)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.1)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Agellan Portfolio mortgage loan under the Benchmark 2020-B18 PSA (see Exhibit 33.1)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.9a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.9b)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.10a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.10b)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.11)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.11)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9b)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.10a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.10b)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.9a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.9b)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.6)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.11)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.12)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.3)

33.32a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.9a)

33.32b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.9b)

33.33a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.10a)

33.33b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.10b)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.3)

33.37a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.9a)

33.37b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.9b)

33.38a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.10a)

33.38b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.10b)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.1)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.2)

33.41

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.18)

33.42a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.9a)

33.42b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.9b)

33.43a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.10a)

33.43b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.10b)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.25)

33.45

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.11)

33.46

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.18)

33.47a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.9a)

33.47b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.9b)

33.48

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.27)

33.49

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.6)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.4)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.5)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.6)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.1)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Agellan Portfolio mortgage loan under the Benchmark 2020-B18 PSA (see Exhibit 34.1)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.9a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.9b)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.10a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.10b)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.11)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.11)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9b)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.10a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.10b)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.9a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.9b)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.6)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.11)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.12)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.3)

34.32a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.9a)

34.32b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.9b)

34.33a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.10a)

34.33b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.10b)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.3)

34.37a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.9a)

34.37b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.9b)

34.38a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.10a)

34.38b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.10b)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.1)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.2)

34.41

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.18)

34.42a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.9a)

34.42b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.9b)

34.43a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.10a)

34.43b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.10b)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.25)

34.45

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.11)

34.46

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.18)

34.47a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.9a)

34.47b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.9b)

34.48

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.27)

34.49

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.6)

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

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 35.1)

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Agellan Portfolio mortgage loan under the Benchmark 2020-B18 PSA (see Exhibit 35.1)

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

Date: March 28, 2024

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President