Form 10-K
period 2025-12-31
BENCHMARK 2020-B19 MORTGAGE TRUST
filed 2026-03-31
CIK 1821946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

5 The Moffett Towers Buildings A, B & C mortgage loan, which represented approximately 4.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Moffett Towers Buildings A, B & C mortgage loan and the related companion loan(s) are serviced pursuant to the MOFT 2020-ABC TSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-228597-07.

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

9 The 711 Fifth Avenue mortgage loan, which represented approximately 0.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 711 Fifth Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the GSMS 2020-GC47 PSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-228597-07.

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

11 This annual report on Form 10-K does not include the servicer compliance statement of (i) LNR Partners, LLC, as special servicer for the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan under the Benchmark 2020-B18 PSA (ii) CWCapital Asset Management, as special servicer under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, (iii) Wells Fargo Bank, National Association, as servicer under the MOFT 2020-ABC TSA prior to March 1, 2025 pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, (iv) Trimont LLC, as servicer under the MOFT 2020-ABC TSA on and after March 1, 2025 pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced, (v) Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA prior to March 1, 2025 pursuant to which the 711 Fifth Avenue mortgage loan is serviced and (vi) Trimont LLC, as master servicer under the GSMS 2020-GC47 PSA on and after March 1, 2025 pursuant to which the 711 Fifth Avenue mortgage loan is serviced , because each of LNR Partners, LLC, CWCapital Asset Management LLC, Wells Fargo Bank, National Association and Trimont LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2020-IG3 PSA, the Benchmark 2020-B18 PSA, the MOFT 2020-B6 TSA, the MOFT 2020-ABC TSA, the BWAY 2019-1633 TSA, the JPMDB 2020-COR7 PSA, the COMM 2019-GC44 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A as certificate administrator under the BX 2020-VIVA TSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as trustee, (ii) as trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced, (iii) as trustee under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced and (iv) as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Disclosure from U.S. Bank National Association (“U.S. Bank”) (i) as servicing function participant and (ii) as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced:

U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’

claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

4.2

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “Benchmark 2020-IG3 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian, and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Trust and Servicing Agreement, dated as of May 5, 2020 (the “BX 2020-VIVA TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of July 1, 2020 (the “Benchmark 2020-B18 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association except with respect to the Agellan Portfolio whole loan), as a special servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Agellan Portfolio whole loan, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein) .(see Explanatory Note #3)

4.5

Trust and Servicing Agreement, dated as of August 6, 2020 (the “MOFT 2020-B6 TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian, and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #4)

4.6

Trust and Servicing Agreement, dated as of February 26, 2020 (the “MOFT 2020-ABC TSA”), by and among GS Mortgage Securities Corporation II, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #5)

4.7

Trust and Servicing Agreement, dated as of December 20, 2019 (the “BWAY 2019-1633 TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #6)

4.8

Pooling and Servicing Agreement, dated as of June 1, 2020 (the “JPMDB 2020-COR7 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #7)

4.9

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “COMM 2019-GC44 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #8)

4.10

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “GSMS 2020-GC47 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K dated September 30, 2020, and filed by the registrant on September 30, 2020 under Commission File No. 333-228597-07, and is incorporated by reference herein). (see Explanatory Note #9)

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

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.4)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.5)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.6)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.1)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Agellan Portfolio mortgage loan under the Benchmark 2020-B18 PSA (see Exhibit 33.1)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.9a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.9b)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.10a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 33.10b)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.11)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.11)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.9b)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.10a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 33.10b)

33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.9a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.9b)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 33.6)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.11)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.12)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.3)

33.32a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.9a)

33.32b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.9b)

33.33a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.10a)

33.33b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.10b)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.1)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.3)

33.37a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.9a)

33.37b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.9b)

33.38a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.10a)

33.38b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 33.10b)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.1)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.2)

33.41

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.18)

33.42a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.9a)

33.42b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.9b)

33.43a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.10a)

33.43b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.10b)

33.44a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.25a)

33.44b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.25b)

33.45

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.11)

33.46

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.18)

33.47a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.9a)

33.47b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.9b)

33.48

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.27)

33.49

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.6)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-IG3 PSA pursuant to which the BX Industrial Portfolio mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.4)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.5)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.6)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.1)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Agellan Portfolio mortgage loan under the Benchmark 2020-B18 PSA (see Exhibit 34.1)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.9a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.9b)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.10a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B18 PSA pursuant to which the Agellan Portfolio mortgage loan, the 420 Taylor Street mortgage loan, the Brass Professional Center mortgage loan and the 280 North Bernardo mortgage loan are serviced (see Exhibit 34.10b)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.11)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.11)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.9b)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.10a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MOFT 2020-B6 TSA pursuant to which the Moffett Place – Building 6 mortgage loan is serviced (see Exhibit 34.10b)

34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.9a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.9b)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MOFT 2020-ABC TSA pursuant to which the Moffett Towers Buildings A, B & C mortgage loan is serviced (see Exhibit 34.6)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.11)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.12)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.3)

34.32a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.9a)

34.32b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.9b)

34.33a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.10a)

34.33b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.10b)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.1)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.3)

34.37a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.9a)

34.37b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.9b)

34.38a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.10a)

34.38b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMDB 2020-COR7 PSA pursuant to which the 675 Creekside Way mortgage loan is serviced (see Exhibit 34.10b)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.1)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.2)

34.41

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.18)

34.42a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.9a)

34.42b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.9b)

34.43a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.10a)

34.43b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.10b)

34.44a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.25a)

34.44b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.25b)

34.45

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.11)

34.46

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.18)

34.47a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.9a)

34.47b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.9b)

34.48

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.27)

34.49

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.6)

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

Date: March 30, 2026

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President